Form 10-K
period 2018-12-31
CSAIL 2018-CX12 Commercial Mortgage Trust
filed 2019-03-25
CIK 1745511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207361-09

Central Index Key Number of the issuing entity: 0001745511

CSAIL 2018-CX12 Commercial Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001654060

Credit Suisse Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001628601

Column Financial, Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

Rialto Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4088331 38-4088332 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Conway Commons Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Conway Commons Mortgage Loan, which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Conway Commons Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Clearwater Beach Resort & Spa Mortgage Loan, which constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date.  The Hilton Clearwater Beach Resort & Spa Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hilton Clearwater Beach Resort & Spa Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the CSAIL 2018-CX11 Commercial Mortgage Trust transaction, Commission File Number 333-207361-08 (the “CSAIL 2018-CX11 Transaction”). This loan combination, including the Hilton Clearwater Beach Resort & Spa Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2018-CX11 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2018-CX11 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2018-CX11 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 20 Times Square Mortgage Loan, which constituted approximately 9.5% of the asset pool of the issuing entity as of its cut-off date.  The 20 Times Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 20 Times Square Mortgage Loan and twelve other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the 20 Times Square Trust 2018-20TS transaction (the “20 Times Square Trust 2018-20TS Transaction”). This loan combination, including the 20 Times Square Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 20 Times Square Trust 2018-20TS Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the servicer under the trust and servicing agreement for the 20 Times Square Trust 2018-20TS Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as servicer under the trust and servicing agreement for the 20 Times Square Trust 2018-20TS Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aventura Mall Mortgage Loan, which constituted approximately 7.4% of the asset pool of the issuing entity as of its cut-off date.  The Aventura Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aventura Mall Mortgage Loan and twenty-three other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the Aventura Mall Trust 2018-AVM transaction (the “Aventura Mall Trust 2018-AVM Transaction”). This loan combination, including the Aventura Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the servicer under the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as servicer under the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan, which constituted approximately 1.0% and 0.7%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Orlando Airport Marriott Lakeside Mortgage Loan, which is an asset of the issuing entity, and five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Torrance Technology Campus Mortgage Loan, which is an asset of the issuing entity, and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2018-C11 transaction, Commission File Number 333-207340-12 (the “UBS 2018-C11 Transaction”). These loan combinations, including the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2018-C11 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2018-C11 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Riverfront Plaza Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The Riverfront Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Riverfront Plaza Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Riverfront Plaza Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS 2018-C11 Transaction prior to the closing of the securitization of a pari passu portion of the Riverfront Plaza loan combination in the UBS Commercial Mortgage Trust 2018-C12 transaction, Commission File Number 333-207340-13 (the “UBS 2018-C12 Transaction”).  After the closing of the UBS 2018-C12 Transaction on August 28, 2018, this loan combination, including the Riverfront Plaza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C12 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2018-C12 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2018-C12 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the certificate administrator of the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Riverfront Plaza Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan, the primary servicer, special servicer and certificate administrator of the 20 Times Square Mortgage Loan and the primary servicer and certificate administrator of the Aventura Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan and the Aventura Mall Mortgage Loan and the trustee and custodian of the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Riverfront Plaza Mortgage Loan, the Orlando Airport Marriott Lakeside and the Torrance Technology Campus Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Aventura Mall Mortgage Loan and the Riverfront Plaza Mortgage Loan. As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan and the primary servicer and special servicer of the Riverfront Plaza Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan and the Aventura Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the 20 Times Square Trust 2018-20TS Transaction and the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan and the Aventura Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 20 Times Square Mortgage Loan and the Aventura Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the Orlando Airport Marriott Lakeside Mortgage Loan, the Torrance Technology Campus Mortgage Loan and the Aventura Mall Mortgage Loan (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Pentalpha Surveillance LLC, as operating advisor of the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statement of CWCapital Asset Management LLC, as special servicer of the Aventura Mall Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on August 22, 2018 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hilton Clearwater Beach Resort & Spa Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2018-CX11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2018-CX11 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2018-CX11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 20 Times Square Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the 20 Times Square Trust 2018-20TS Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the 20 Times Square Trust 2018-20TS Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 20 Times Square Trust 2018-20TS Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aventura Mall Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Aventura Mall Trust 2018-AVM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to , which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C11 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Riverfront Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C12 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization as it relates to Schedule AL reporting.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of August 1, 2018, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 26, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of May 23, 2018, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of June 29, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of August 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wells Fargo Bank, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of May 23, 2018, by and between Natixis Real Estate Capital LLC, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-1-C Holder, Natixis Real Estate Capital LLC, as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder, China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-1-C Holder, Natixis Real Estate Capital LLC, as Initial Note A-B-1 Holder, Column Financial, Inc., as Initial Note A-B-2 Holder, and China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-B-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of February 9, 2018, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of June 7, 2018, by and between JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Wells Fargo Bank, National Association, and Morgan Stanley Bank, N.A. (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of June 7, 2018, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, Natixis Real Estate Capital LLC, as Note A-6 Holder, Natixis Real Estate Capital LLC, as Note A-7 Holder, and Natixis Real Estate Capital LLC, as Note A-8 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of July 25, 2018, by and between Natixis Real Estate Capital LLC, as Note A Holder, Natixis Real Estate Capital LLC, as Note B-1 Holder, and Natixis Real Estate Capital LLC, as Note B-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of July 17, 2018, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, Rialto Mortgage Finance, LLC, as Note A-2 Holder, and Rialto Mortgage Finance, LLC, as Note A-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of July 6, 2018, between SPREF WH II LLC, as Initial Note A-1 Holder, SPREF WH II LLC, as Initial Note A-2 Holder, SPREF WH II LLC, as Initial Note A-3 Holder, SPREF WH II LLC, as Initial Note A-4 Holder, SPREF WH II LLC, as Initial Note A-5 Holder, and SPREF WH II LLC, as Initial Note A-6 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of July 6, 2018, between SPREF WH II LLC, as Initial Note A-1 Holder, SPREF WH II LLC, as Initial Note A-2 Holder, SPREF WH II LLC, as Initial Note A-3 Holder, SPREF WH II LLC, as Initial Note A-4 Holder, SPREF WH II LLC, as Initial Note A-5 Holder, and SPREF WH II LLC, as Initial Note A-6 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Master Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.1)

33.10       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Conway Commons Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.8)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

33.18       LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.2)

33.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.20       Wells Fargo Bank, National Association, as Custodian of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.6)

33.22       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.1)

33.23       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.1)

33.24       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Certificate Administrator of the 20 Times Square Mortgage Loan (see Exhibit 33.4)

33.26       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 33.5)

33.27       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 33.7)

33.28       National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 33.8)

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.1)

33.30       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

33.31       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Aventura Mall Mortgage Loan (see Exhibit 33.4)

33.33       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.5)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.17)

33.38       LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.2)

33.39       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.4)

33.40       Wells Fargo Bank, National Association, as Custodian of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.17)

33.43       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.2)

33.44       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.4)

33.45       Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.5)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.17)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.17)

33.49       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Riverfront Plaza Mortgage Loan (see Exhibit 33.4)

33.50       Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 33.5)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Master Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.1)

34.10       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Conway Commons Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.8)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

34.18       LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.2)

34.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.20       Wells Fargo Bank, National Association, as Custodian of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.6)

34.22       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.1)

34.23       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.1)

34.24       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Certificate Administrator of the 20 Times Square Mortgage Loan (see Exhibit 34.4)

34.26       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 34.5)

34.27       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 34.7)

34.28       National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 34.8)

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.1)

34.30       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

34.31       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Aventura Mall Mortgage Loan (see Exhibit 34.4)

34.33       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.5)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.17)

34.38       LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.2)

34.39       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.4)

34.40       Wells Fargo Bank, National Association, as Custodian of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.17)

34.43       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.2)

34.44       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.4)

34.45       Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.5)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.17)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.17)

34.49       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Riverfront Plaza Mortgage Loan (see Exhibit 34.4)

34.50       Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 34.5)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Master Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Conway Commons Mortgage Loan (see Exhibit 35.3)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

35.8         LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan

35.11       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the 20 Times Square Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan

35.14       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Aventura Mall Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 35.7)

35.17       LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 35.3)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 35.7)

35.20       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Torrance Technology Campus Mortgage Loan (see Exhibit 35.3)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.7)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.7)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Riverfront Plaza Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of August 8, 2018, between Credit Suisse Commercial Mortgage Securities Corp. and Column Financial, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of August 8, 2018, between Credit Suisse Commercial Mortgage Securities Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of August 8, 2018, between Credit Suisse Commercial Mortgage Securities Corp. and Argentic Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of August 8, 2018, between Credit Suisse Commercial Mortgage Securities Corp. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Charles Y. Lee

Charles Y. Lee, President and
Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 25, 2019