Form 10-K
period 2019-12-31
CSAIL 2018-CX12 Commercial Mortgage Trust
filed 2020-03-13
CIK 1745511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4088331 38-4088332 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The Conway Commons Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Conway Commons Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Conway Commons Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Clearwater Beach Resort & Spa Mortgage Loan, which constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date.  The Hilton Clearwater Beach Resort & Spa Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hilton Clearwater Beach Resort & Spa Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2018-CX11 Commercial Mortgage Trust transaction, Commission File Number 333-207361-08 (the “CSAIL 2018-CX11 Transaction”). This loan combination, including the Hilton Clearwater Beach Resort & Spa Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2018-CX11 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 20 Times Square Mortgage Loan, which constituted approximately 9.5% of the asset pool of the issuing entity as of its cut-off date.  The 20 Times Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 20 Times Square Mortgage Loan and twelve other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 20 Times Square Trust 2018-20TS transaction (the “20 Times Square Trust -20TS Transaction”). This loan combination, including the 20 Times Square Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 20 Times Square 2018-20TS Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aventura Mall Mortgage Loan, which constituted approximately 7.4% of the asset pool of the issuing entity as of its cut-off date.  The Aventura Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aventura Mall Mortgage Loan and twenty-three other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Aventura Mall Trust 2018-AVM transaction (the “Aventura Mall 2018-AVM Transaction”). This loan combination, including the Aventura Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan, which constituted approximately 1.0% and 0.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Orlando Airport Marriott Lakeside Mortgage Loan or the Torrance Technology Campus Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2018-C11 transaction, Commission File Number 333-207340-12 (the “UBS 2018-C11 Transaction”). These loan combinations, including the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Riverfront Plaza Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The Riverfront Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Riverfront Plaza Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Riverfront Plaza Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS 2018-C11 Transaction prior to the closing of the securitization of a pari passu portion of the Riverfront Plaza loan combination in the UBS Commercial Mortgage Trust 2018-C12 transaction, Commission File Number 333-207340-13 (the “UBS 2018-C12 Transaction”).  After the closing of the UBS 2018-C12 Transaction on August 28, 2018, this loan combination, including the Riverfront Plaza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C12 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 20 Times Square Mortgage Loan and the primary servicer of the Aventura Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan, the Hilton Clearwater Beach Resort & Spa Mortgage Loan,  the Aventura Mall Mortgage Loan, the Riverfront Plaza Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan, the Torrance Technology Campus Mortgage Loan and the Riverfront Plaza Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CSAIL 2018-CX11 Transaction, the pooling and servicing agreement for the UBS 2018-C11 Transaction and the pooling and servicing agreement for the UBS 2018-C12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan, the Torrance Technology Campus Mortgage Loan and the Riverfront Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan and the Aventura Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the 20 Times Square 2018-20TS Transaction and the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan and the Aventura Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the 20 Times Square Mortgage Loan, the Aventura Mall Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan, the Torrance Technology Campus Mortgage Loan and the Riverfront Plaza Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Orlando Airport Marriott Lakeside Mortgage Loan, the Torrance Technology Campus Mortgage Loan and the Aventura Mall Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Pentalpha Surveillance LLC as operating advisor of the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because Pentalpha Surveillance LLC is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of CWCapital Asset Management LLC as special servicer of the Aventura Mall Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 20 Times Square Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the 20 Times Square 2018-20TS Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the 20 Times Square 2018-20TS Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 20 Times Square 2018-20TS Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aventura Mall Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Aventura Mall 2018-AVM Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Aventura Mall 2018-AVM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C11 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of August 1, 2018, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 13, 2019 under Commission File No. 333-207361-09 and incorporated by reference herein).

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

4.6           Pooling and Servicing Agreement, dated as of August 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of May 23, 2018, by and between Natixis Real Estate Capital LLC, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-1-C Holder, Natixis Real Estate Capital LLC, as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder, China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-2-C Holder, Natixis Real Estate Capital LLC, as Initial Note A-B-1 Holder, Column Financial, Inc., as Initial Note A-B-2 Holder, and China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-B-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on August 22, 2018 under Commission File No. 333-207361-09 and incorporated by reference herein).

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

33.5        Wells Fargo Bank, National Association, as Custodian

33.6        Park Bridge Lender Services LLC, as Operating Advisor

33.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.1)

33.10      LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.2)

33.11      Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.12      Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.5)

33.13      Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.6)

33.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.7)

33.15      National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.8)

33.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

33.17      LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.2)

33.18      Wells Fargo Bank, National Association, as Trustee of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes).

33.19      Wells Fargo Bank, National Association, as Custodian of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.20      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.6)

33.21      Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.1)

33.22      Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.1)

33.23      Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 33.5)

33.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 33.7)

33.26      National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 33.8)

33.27      Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.1)

33.28      CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

33.29      Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.5)

33.31      Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.6)

33.32      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.33      National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

33.34      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.16)

33.35      LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.2)

33.36      Wells Fargo Bank, National Association, as Trustee of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes).

33.37      Wells Fargo Bank, National Association, as Custodian of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.5)

33.38      Pentalpha Surveillance LLC, as Operating Advisor of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

33.39      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.16)

33.40      LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.2)

33.41      Wells Fargo Bank, National Association, as Trustee of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes).

33.42      Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.5)

33.43      Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.16)

33.45      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.16)

33.46      Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes).

33.47      Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 33.5)

33.48      Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 33.6)

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

34.5        Wells Fargo Bank, National Association, as Custodian

34.6        Park Bridge Lender Services LLC, as Operating Advisor

34.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.1)

34.10      LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.2)

34.11      Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.12      Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.5)

34.13      Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.6)

34.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.7)

34.15      National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.8)

34.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

34.17      LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.2)

34.18      Wells Fargo Bank, National Association, as Trustee of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes).

34.19      Wells Fargo Bank, National Association, as Custodian of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.20      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.6)

34.21      Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.1)

34.22      Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.1)

34.23      Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 34.5)

34.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 34.7)

34.26      National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 34.8)

34.27      Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.1)

34.28      CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

34.29      Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.5)

34.31      Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.6)

34.32      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.33      National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

34.34      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.16)

34.35      LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.2)

34.36      Wells Fargo Bank, National Association, as Trustee of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes).

34.37      Wells Fargo Bank, National Association, as Custodian of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.5)

34.38      Pentalpha Surveillance LLC, as Operating Advisor of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

34.39      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.16)

34.40      LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.2)

34.41      Wells Fargo Bank, National Association, as Trustee of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes).

34.42      Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.5)

34.43      Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.16)

34.45      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.16)

34.46      Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes).

34.47      Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 34.5)

34.48      Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 34.6)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        LNR Partners, LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.1)

35.5        LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.2)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

35.7        LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 35.2)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 35.1)

35.9        Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 35.1)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 35.1)

35.11      CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 35.6)

35.13      LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 35.2)

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 35.6)

35.15      LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 35.2)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.6)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.6)

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
(Depositor)

/s/ Charles Y. Lee

Charles Y. Lee., President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 13, 2020