Form 10-K
period 2020-12-31
CSAIL 2018-CX12 Commercial Mortgage Trust
filed 2021-03-12
CIK 1745511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Conway Commons Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Conway Commons Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Conway Commons Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 20 Times Square Mortgage Loan, which constituted approximately 9.5% of the asset pool of the issuing entity as of its cut-off date.  The 20 Times Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 20 Times Square Mortgage Loan and twelve other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 20 Times Square Trust 2018-20TS transaction (the “20 Times Square 2018-20TS Transaction”). This loan combination, including the 20 Times Square Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 20 Times Square 2018-20TS Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan on and after May 6, 2020. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan and the Torrance Technology Campus Mortgage Loan prior to May 6, 2020. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Hilton Clearwater Beach Resort & Spa Mortgage Loan, the 20 Times Square Mortgage Loan, the Aventura Mall Mortgage Loan, the Orlando Airport Marriott Lakeside Mortgage Loan, the Torrance Technology Campus Mortgage Loan and the Riverfront Plaza Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on August 22, 2018 pursuant to Rule 424(b)(2), and the following, with respect to Argentic Services Company LP, as special servicer.

Argentic Real Estate Finance LLC (“AREF”) is affiliated with the special servicer Argentic Services Company LP.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

33.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9         National Tax Search, LLC, as Servicing Function Participant

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.12       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.13       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.6)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.7)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.8)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.9)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

33.19       LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.20       Argentic Services Company LP, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.21       Wells Fargo Bank, National Association, as Trustee of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.6)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 33.7)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.1)

33.25       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.1)

33.26       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 33.8)

33.29       National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 33.9)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.1)

33.31       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

33.32       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.6)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.9)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.18)

33.38       LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.39       Argentic Services Company LP, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.40       Wells Fargo Bank, National Association, as Trustee of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 33.6)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.18)

33.44       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.45       Argentic Services Company LP, as Special Servicer of the Torrance Technology Campus Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.46       Wells Fargo Bank, National Association, as Trustee of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.6)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.18)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.18)

33.51       Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 33.6)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 33.7)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

34.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9         National Tax Search, LLC, as Servicing Function Participant

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.12       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.13       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.6)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.7)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.8)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.9)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

34.19       LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.20       Argentic Services Company LP, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.21       Wells Fargo Bank, National Association, as Trustee of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.6)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Clearwater Beach Resort & Spa Mortgage Loan (see Exhibit 34.7)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.1)

34.25       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.1)

34.26       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 34.8)

34.29       National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan (see Exhibit 34.9)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.1)

34.31       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

34.32       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.6)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.9)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.18)

34.38       LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.39       Argentic Services Company LP, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.40       Wells Fargo Bank, National Association, as Trustee of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 34.6)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Orlando Airport Marriott Lakeside Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.18)

34.44       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.45       Argentic Services Company LP, as Special Servicer of the Torrance Technology Campus Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.46       Wells Fargo Bank, National Association, as Trustee of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.6)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.18)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.18)

34.51       Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 34.6)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

35.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.7         Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan

35.9         LNR Partners, LLC, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.10       Argentic Services Company LP, as Special Servicer of the Hilton Clearwater Beach Resort & Spa Mortgage Loan on and after May 6, 2020

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan (see Exhibit 35.1)

35.12       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 35.1)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 35.1)

35.14       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan (see Exhibit 35.8)

35.16       LNR Partners, LLC, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.17       Argentic Services Company LP, as Special Servicer of the Orlando Airport Marriott Lakeside Mortgage Loan on and after May 6, 2020

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (see Exhibit 35.8)

35.19       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.20       Argentic Services Company LP, as Special Servicer of the Torrance Technology Campus Mortgage Loan on and after May 6, 2020 (see Exhibit 35.17)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.8)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.8)

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

Date: March 12, 2021